Form 10-Q
period 1994-09-30
BALCOR EQUITY PROPERTIES XIV
filed 1994-11-10
CIK 714913

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------


Commission file number 0-11803
                       -------



                           BALCOR EQUITY PROPERTIES-XIV
          -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Illinois                                      36-3236496
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                           BALCOR EQUITY PROPERTIES-XIV
                         (An Illinois Limited Partnership)

                                   BALANCE SHEETS
                      September 30, 1994 and December 31, 1993
                                   (Unaudited)

                                        ASSETS

                                                    1994          1993
                                               ------------- -------------
Cash and cash equivalents                      $  6,632,773  $    372,021
Escrow deposits                                     141,175       707,045
Accounts and accrued interest receivable            124,517         2,250
Deferred expenses, net of accumulated
  amortization of $266,438 in 1994
  and $122,237 in 1993                                3,586       147,787
                                               ------------- -------------
                                                  6,902,051     1,229,103
                                               ------------- -------------
Investment in real estate:
  Land                                              876,547     3,063,912
  Buildings and improvements                      7,001,975    30,162,805
                                               ------------- -------------
                                                  7,878,522    33,226,717
  Less accumulated depreciation                   2,818,320    14,569,842
                                               ------------- -------------
Investment in real estate, net
  of accumulated depreciation                     5,060,202    18,656,875
                                               ------------- -------------
                                               $ 11,962,253  $ 19,885,978
                                               ============= =============

                          LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                               $     18,097  $     43,844
Due to affiliates                                    87,641        37,537
Accrued liabilities, principally interest
  and real estate taxes                             113,207       133,844
Security deposits                                    30,830        93,662
Purchase price, promissory and mortgage
  notes payable                                   6,282,837    15,697,080
Mortgage note payable - affiliate                               1,600,000
                                               ------------- -------------
    Total liabilities                             6,532,612    17,605,967

Affiliates' participation in joint venture         (332,006)     (294,131)
Partners' capital (85,105 Limited Partnership
  Interests issued and outstanding)               5,761,647     2,574,142
                                               ------------- -------------
                                               $ 11,962,253  $ 19,885,978
                                               ============= =============

        The accompanying notes are an integral part of the financial statements

                              BALCOR EQUITY PROPERTIES-XIV
                            (An Illinois Limited Partnership)

                            STATEMENTS OF INCOME AND EXPENSES
                     for the nine months ended September 30, 1994 and 1993
                                         (Unaudited)


                                                    1994          1993
                                               ------------- -------------
Income:
  Rental and service                           $  3,600,737  $  4,819,104
  Interest on short-term investments                 26,301         6,501
  Interest on wrap-around and promissory
    note receivable                                               180,048
                                               ------------- -------------
      Total income                                3,627,038     5,005,653
                                               ------------- -------------
Expenses:
  Interest on purchase price, promissory
    and mortgage notes payable                    1,386,954     1,938,397
  Interest on short-term loans                                     77,561
  Depreciation                                      852,979     1,237,170
  Amortization of deferred expenses                 144,201        35,872
  Property operating                              1,560,272     2,018,444
  Real estate taxes                                 304,139       410,953
  Property management fees                          176,687       239,309
  Administrative                                    351,396       322,101
                                               ------------- -------------
      Total expenses                              4,776,628     6,279,807
                                               ------------- -------------

Loss before recognized gains on sales of
  properties and affiliates' participation
  in loss from joint venture                     (1,149,590)   (1,274,154)

Recognized gains on sales of properties           4,283,116
Affiliates' participation in loss
  from joint venture                                 53,979        55,392
                                               ------------- -------------
Net income (loss)                              $  3,187,505  $ (1,218,762)
                                               ============= =============
Net income (loss) allocated to General Partner $     31,875  $    (12,188)
                                               ============= =============
Net income (loss) allocated to Limited Partners$  3,155,630  $ (1,206,574)
                                               ============= =============
Net income (loss) per Limited Partnership
  Interest (85,105 issued and outstanding)     $      37.08  $     (14.18)
                                               ============= =============

        The accompanying notes are an integral part of the financial statements

                           BALCOR EQUITY PROPERTIES-XIV
                         (An Illinois Limited Partnership)

                         STATEMENTS OF INCOME AND EXPENSES
                   for the quarters ended September 30, 1994 and 1993
                                     (Unaudited)



                                                    1994          1993
                                               ------------- -------------
Income:
  Rental and service                           $  1,171,849  $  1,607,282
  Interest on short-term investments                 17,099         1,593
  Interest on wrap-around and promissory
    note receivable                                                64,085
                                               ------------- -------------
      Total income                                1,188,948     1,672,960
                                               ------------- -------------

Expenses:
  Interest on purchase price, promissory
    and mortgage notes payable                      503,155       642,212
  Interest on short-term loans                                     25,262
  Depreciation                                      271,901       412,390
  Amortization of deferred expenses                 125,180        11,957
  Property operating                                658,837       719,043
  Real estate taxes                                  92,533       136,614
  Property management fees                           54,515        81,499
  Administrative                                    100,340       105,221
                                               ------------- -------------
      Total expenses                              1,806,461     2,134,198
                                               ------------- -------------

Loss before recognized gains on sales of
  properties and affiliates' participation
  in loss from joint venture                       (617,513)     (461,238)

Recognized gains on sales of properties           4,283,116
Affiliates' participation in loss
  from joint venture                                 17,593        19,639
                                               ------------- -------------
Net income (loss)                              $  3,683,196  $   (441,599)
                                               ============= =============
Net income (loss) allocated to General Partner $     36,832  $     (4,416)
                                               ============= =============
Net income (loss) allocated to Limited Partners$  3,646,364  $   (437,183)
                                               ============= =============
Net income (loss) per Limited Partnership
  Interest (85,105 issued and outstanding)     $      42.85  $      (5.14)
                                               ============= =============

        The accompanying notes are an integral part of the financial statements

                             BALCOR EQUITY PROPERTIES-XIV
                           (An Illinois Limited Partnership)

                                STATEMENTS OF CASH FLOWS
                   for the nine months ended September 30, 1994 and 1993
                                        (Unaudited)


                                                    1994          1993
                                               ------------- -------------
Operating activities:
  Net income (loss)                            $  3,187,505  $ (1,218,762)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Recognized gains on sales of properties    (4,283,116)
      Affiliates' participation in (loss)
        from joint venture                          (53,979)      (55,392)
      Depreciation of properties                    852,979     1,237,170
      Amortization of deferred expenses             144,201        35,872
      Net change in:
        Escrow deposits                             484,159      (527,771)
        Accounts and accrued interest receivable   (122,267)      142,644
        Accounts payable                            (25,747)      153,298
        Due to affiliates                            50,104         4,472
        Accrued liabilities                         (20,637)      413,829
        Security deposits                           (62,832)       (1,264)
                                               ------------- -------------
  Net cash provided by operating activities         150,370       184,096
                                               ------------- -------------
Investing activities:
  Proceeds from sales of properties              17,500,000
  Payment of closing costs related to sales
    of properties                                  (473,190)
                                               -------------
  Net cash provided by investing activities      17,026,810
                                               -------------
Financing activities:
  Capital contributions from joint venture partner -
    affiliate                                        16,104        21,693
  Proceeds from loans payable - affiliate                          84,670
  Repayment of loans payable - affiliate                         (233,275)
  Repayment of mortgage notes payable            (9,362,925)
  Repayment of mortgage note payable - affiliate (1,600,000)
  Principal payments on purchase price, promissory
    and mortgage notes payable                      (51,318)      (92,801)
  Principal payments on mortgage notes payable -
    affiliate                                                    (244,204)
  Release of financing escrows                       81,711       196,250
                                               ------------- -------------
  Net cash used in financing activities         (10,916,428)     (267,667)
                                               ------------- -------------
Net change in cash and cash equivalents           6,260,752       (83,571)

Cash and cash equivalents at beginning of period    372,021       121,398
                                               ------------- -------------
Cash and cash equivalents at end of period     $  6,632,773  $     37,827
                                               ============= =============

        The accompanying notes are an integral part of the financial statements

                          BALCOR EQUITY PROPERTIES-XIV
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

A reclassification has been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. This reclassification has not changed the 1993 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1994 and 1993, the Partnership incurred and paid interest expense on purchase price, promissory and mortgage notes payable to non-affiliates of $1,238,757 and $1,807,553, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1994 are:

                                             Paid
                                     --------------------
                                     Nine Months  Quarter      Payable
                                     ----------- --------    ---------


    Property management fees           $180,701   $59,100      $16,348
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       27,432    16,235       14,876
        Data processing                  10,988     8,040       20,279
        Investor communications           7,637     4,520        4,789
        Legal                            10,153     6,009        8,075
        Portfolio management             24,309    13,861       19,520
        Other                            11,843     7,009        3,754

The Partnership had loans from the General Partner which were repaid in 1993. Interest expense was paid at the American Express Company cost of funds rate plus a spread to cover administrative costs.

On September 12, 1994, a $1,600,000 second mortgage loan on the Oak Ridge apartment complex was repaid to Balcor Real Estate Holdings, Inc., an affiliate of the General Partner. In connection with this loan, the Partnership incurred interest expense of $148,196 and $130,844, and paid interest expense of $162,867 and $147,522 during the nine months ended September 30, 1994 and 1993, respectively.

4. Property Sales:

a) In September 1994, the Partnership sold the Oak Ridge Apartments in San Antonio, Texas for a sale price of $6,300,000. For financial statement purposes, the basis of the property at the date of sale was $3,532,223, net of accumulated depreciation of $2,572,605, and the Partnership recognized a gain of $2,561,449. Cash proceeds from the sale were received by the Partnership, net of selling costs of $206,328 and after repayment of the $2,672,000 first mortgage loan and the $1,600,000 second mortgage loan.

b) In September 1994, the Partnership sold the Towne Oaks South Apartments in Shreveport, Louisiana for a sale price of $11,200,000. For financial statement purposes, the basis of the property at the date of sale was $9,211,471, net of accumulated depreciation of $10,031,895, and the Partnership recognized a gain of $1,721,667. Cash proceeds from the sale were received by the Partnership, net of selling costs of $266,862 and after repayment of the first mortgage loan in the amount of $6,690,925 and a prepayment fee of $66,909.

                          BALCOR EQUITY PROPERTIES-XIV
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Properties-XIV (the "Partnership") was formed in 1983 to invest in and operate income-producing real property. The Partnership raised $85,105,000 from sales of Limited Partnership Interests and utilized these proceeds to acquire fourteen real property investments. Thirteen of these properties have been sold or title relinquished through foreclosure. The Partnership continues to operate its remaining property.

Over the past several years, most of the Partnership's activities have centered around property sales, mortgage loan refinancings and discounted prepayments of wrap-around loans, all in an effort to reduce the Partnership's deficit and improve overall cash flow. More recently, the Partnership's main objective has been the disposition of its remaining assets in order to terminate the operations of the Partnership. In keeping with this strategy, the Partnership has sold the Towne Oaks South Apartments and the Oak Ridge Apartments to unaffiliated parties for sale prices of $11,200,000 and $6,300,000, respectively, during the third quarter of 1994. The remaining property in the portfolio, Belmere Apartments, is encumbered by a mortgage loan that matures within the next seven months and, based on current operations, the Partnership has determined that it should concentrate its efforts on selling its interest in this property and has entered into negotiations with a potential buyer.

Since the Partnership has disposed of all but one of its real property investments, the Partnership is nearing the end of its life cycle. The Partnership Agreement provides for dissolution of the Partnership upon the sale of all of its interests in real estate. Upon disposition of the Belmere Apartments, the General Partner will pay any outstanding liabilities, liquidate the Partnership's remaining assets, distribute any available proceeds to Limited Partners, and terminate the Partnership.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

The Partnership recognized net income during the nine months and quarter ended September 30, 1994 as compared to a net loss for the same periods in 1993 primarily due to gains relating to the September 1994 sales of the Oak Ridge and Towne Oaks South apartment complexes. Further discussion of the Partnership's operations is set forth below.


1994 Compared to 1993
- ---------------------

The December 1993 sale of the Village Green Apartments resulted in decreases in rental and service income, interest expense on purchase price, promissory and mortgage notes payable, depreciation expense, property operating expense, real estate tax expense and property management fees during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

Interest income on short-term investments increased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993 primarily due to a higher cash balance as a result of the sales proceeds received from the September sales of the Oak Ridge and Towne Oaks South apartment complexes.

During December 1993, the purchaser of the Camelot Villas mobile home community repaid the wrap-around note receivable collateralized by the property. The repayment caused interest income on wrap-around and promissory note receivable to cease in 1993 and contributed to the decrease in interest expense on purchase price, promissory and mortgage notes payable during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993. The decrease in interest expense was partially offset by a prepayment fee relating to the Towne Oaks South mortgage repayment.

The December 1993 repayment of the General Partner loans caused interest expense on short-term loans to cease during 1993.

In connection with the sales of the Oak Ridge and Towne Oaks South apartment complexes, deferred expenses relating to the first mortgage loans collateralized by the respective properties were fully amortized, causing an increase in amortization expense during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

The decrease in property operating expense for the quarter ended September 30, 1994 as compared to the same period in 1993 due to the Village Green Apartments sale, was partially offset by expenses incurred at the Towne Oaks South Apartments to upgrade the physical appearance of the property in preparation for sale.

The decrease in real estate taxes related to the sale of Village Green Apartments was partially offset by an increase in real estate tax expense at the Belmere, Oak Ridge and Towne Oaks South apartment complexes for the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993 due to an increase in assessed property valuations received from taxing authorities.


Liquidity and Capital Resources
- -------------------------------

The cash or near cash position of the Partnership increased by approximately $6,250,000 from December 31, 1993 to September 30, 1994. Operating activities consisted primarily of cash flow from property operations, which was partially offset by the payment of administrative expenses. Cash flow from investing activities, which consisted of net proceeds from the sales of the Oak Ridge and Towne Oaks South apartment complexes, was used to fund financing activities which consisted primarily of principal repayments on the mortgage notes payable collateralized by the two apartment complexes.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Towne Oaks South apartment complex generated positive cash flow prior to its sale in September 1994, as well as during the nine months ended September 30, 1993. The Oak Ridge apartment complex generated positive cash flow prior to its sale in September 1994 as compared to a marginal deficit for the same period in 1993 as a result of a decrease in exterior painting expense at the property. The Belmere apartment complex generated a marginal cash flow deficit during the nine months ended September 30, 1994 and 1993.

The Partnership's remaining property, Belmere Apartments, is financed by a third-party mortgage loan and, therefore, the Partnership is subject to the financial obligations required by this loan. During 1995, the $6,264,000 mortgage loan collateralized by the property matures, and as previously mentioned, the Partnership is marketing Belmere Apartments for sale. In the event this sales effort is unsuccessful, the Partnership may be required to seek a short-term extension from the existing lender.

In September 1994, the Partnership sold the Oak Ridge Apartments in San Antonio, Texas to an unaffiliated party for $6,300,000. From the sale proceeds, the Partnership repaid the first and second mortgage loan balances of $2,672,000 and $1,600,000, respectively, brokerage commissions of $189,000 and closing costs of $17,328. The Partnership received the remaining sale proceeds, net of prorations. Neither the General Partner nor its affiliates received a brokerage commission in connection with the sale of the property. (See Note 4 of Notes to Financial Statements for additional information.)

In September 1994, the Partnership sold the Towne Oaks South Apartments in Shreveport, Louisiana to an unaffiliated party for $11,200,000. From the sale proceeds the Partnership repaid the first mortgage loan balance of $6,690,925, a prepayment fee of $66,909, brokerage commissions of $223,000 and closing costs of $43,862. The Partnership received the remaining sale proceeds, net of prorations. Neither the General Partner nor its affiliates received a brokerage commission in connection with the sale of the property. (See Note 4 of Notes to Financial Statements for additional information.)

The General Partner has elected to forego the receipt of any real estate commissions with respect to the sale of Partnership properties. The General Partner is, however, reimbursed for administrative costs incurred in connection with the sale of Partnership properties.

To date investors have received distributions of Net Cash Receipts of $19.75 and Net Cash Proceeds of $130.25, totaling $150 per $1,000 Interest, as well as certain tax benefits. Since the Partnership has disposed of all but one of its real property investments, the Partnership is nearing the end of its life cycle. The Partnership Agreement provides for dissolution of the Partnership upon the sale of all of its interests in real estate. Upon the sale of the remaining property, all remaining Partnership cash will be distributed to Limited Partners, after an amount is reserved for the termination of the Partnership's affairs and the settlement of all obligations. In light of the results to date and the projected cash proceeds from the sale of the remaining property, investors will not recover a substantial portion of their original investment.

On November 4, 1994, The Balcor Company completed the sale of the assets of Allegiance Realty Group, Inc. to an unaffiliated company, Insignia Allegiance Management, Inc. ("Insignia"), which is based in Greenville, South Carolina. As a result of this transaction, Insignia has assumed the management of the Partnership's properties. This transaction is not expected to result in any material change to the property management fees paid by the Partnership.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sale prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

                          BALCOR EQUITY PROPERTIES-XIV
                       (An Illinois Limited Partnership)

Item 5. Other Information
- -------------------------

(a) Oak Ridge Apartments

In 1983, the Partnership acquired the Oak Ridge Apartments in San Antonio, Texas (the "Property"), utilizing $3,390,795 of offering proceeds and a $4,218,000 first mortgage loan. In 1989, the loan was refinanced with a $2,672,000 first mortgage loan from an unaffiliated party and a second mortgage loan and an unsecured loan from an affiliate of the General Partner (the "Affiliate") in the amounts of $1,600,000 and $321,855, respectively. The unsecured loan was repaid by the Partnership in 1993.

As previously reported, in June 1994, the Partnership contracted to sell the Property for a sale price of $6,300,000 to an unaffiliated party, Elkor Realty Corp., an Illinois corporation ("Elkor"), which subsequently assigned its rights under the contract to its affiliate, EIP XIII Limited partnership, an Illinois limited partnership. The sale closed on September 12, 1994. From the sale proceeds, the Partnership paid $2,680,023 and $1,621,000, including accrued interest, to the holders of the first and second mortgage loans, respectively, closing costs of $206,328, including brokerage commissions of $189,000 to two unaffiliated parties, and received the remaining $1,634,123 of sale proceeds, net of prorations.

(b) Towne Oaks South Apartments

In 1983, the Partnership acquired the Towne Oaks South Apartments in Shreveport, Louisiana (the "Property"), utilizing $7,555,315 of offering proceeds. The Property was acquired subject to purchase money financing, which was subsequently refinanced with a new $6,760,000 first mortgage loan from an unaffiliated lender.

As previously reported, in July 1994, the Partnership contracted to sell the Property for a sale price of $11,200,000 to an unaffiliated party, BH Equities, Inc., which assigned its rights under the contract to its affiliate, Towne Oaks-Shreveport, L.P., an Iowa limited partnership ("Purchaser"). The sale closed on September 26, 1994. The Purchaser received a credit against the purchase price of $97,000 for certain repairs and replacements to the Property. From the sale proceeds, the Partnership paid the holder of the first mortgage loan $6,805,449 representing the outstanding principal balance, unpaid interest accrued thereon and a prepayment penalty, closing costs of $266,862, including brokerage commissions of $223,000 to two unaffiliated parties, and received the remaining $3,868,026 of sale proceeds, net of prorations.

Item 6. Exhibits and Reports on Form 8-K
- -----------------------------------------

(a) Exhibits:

(4) Certificate of Limited Partnership set forth as Exhibit 4.1 to Amendment No.1 to Registrant's Registration Statement on Form S-11 dated May 6, 1983 (Registration No. 2-81750) and to the Registrant's Registration Statement on Form S-11 dated July 8, 1983 (Registration No. 2-85025) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-11803) are incorporated herein by reference.

(10)(a) Agreement of Sale relating to the sale of Village Green Apartments, St. Louis County, Missouri, previously filed with the Registrant's Current Report on Form 8-K dated June 17, 1993 is incorporated herein by reference.

(10)(b) Agreement of Sale dated April 5, 1994 and First Amendment thereto relating to the sale of Towne Oaks South Apartments, Shreveport, Louisiana, previously filed with the Registrant's Current Report on Form 8-K dated April 5, 1994 is incorporated herein by reference.

(10)(c) Agreement of Sale relating to the sale of Oak Ridge Apartments, San Antonio, Texas, previously filed with the Registrant's Current Report on Form 8-K dated July 8, 1994 is incorporated herein by reference.

(10)(d) Agreement of Sale dated July 13, 1994 and attachment thereto relating to the sale of Towne Oaks South Apartments, Shreveport, Louisiana, previously filed with the Registrant's Current Report on Form 8-K dated July 13, 1994 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1994 is attached hereto.

(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated July 8, 1994 was filed reporting the Agreement of Sale relating to the Oak Ridge Apartments, San Antonio, Texas.

(ii) A Current Report on Form 8-K dated July 13, 1994 was filed reporting the Agreement of Sale relating to the Towne Oaks South Apartments, Shreveport, Louisiana.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BALCOR EQUITY PROPERTIES-XIV



                              By: /s/Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Equity Partners-XIV, Inc., the General
                                  Partner



                              By: /s/Allan Wood
                                  ------------------------------
                                  Allan Wood
                                  Executive Vice President, and Chief
                                  Accounting and Financial Officer (Principal
                                  Accounting and Financial Officer) of Balcor
                                  Equity Partners-XIV, Inc., the General
                                  Partner



Date: November 9, 1994
      --------------------------