Form 10-K
period 1994-12-31
BALCOR EQUITY PROPERTIES XIV
filed 1995-03-28
CIK 714913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                          -----------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-11803
                       -------

                         BALCOR EQUITY PROPERTIES-XIV
             ------------------------------------------------------
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

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                         -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

Item 1. Business
- ----------------

Balcor Equity Properties-XIV (the "Registrant") is a limited partnership formed in 1983 under the laws of the State of Illinois. The Registrant raised $85,105,000 from sales of Limited Partnership Interests. The Registrant's operations for the period included in this report consist exclusively of investment in and operation of real property, and all financial information included in this report relates to this industry segment.

The Registrant utilized the net offering proceeds to acquire fourteen real property investments, of which all have been disposed. The Registrant sold the Oak Ridge, Towne Oaks South, and Belmere Apartments in 1994, which represented the final three properties owned by the Registrant. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.)

Pursuant to the Partnership Agreement, when all interests in real estate are disposed of, the Registrant will be dissolved. As a result, the General Partner commenced liquidation of the Registrant, and on February 28, 1995, the Registrant's registration under the Securities Exchange Act of 1934 was terminated and the Registrant was dissolved.

The officers, directors and employees of Balcor Equity Partners-XIV, Inc., the General Partner of the Registrant, and its affiliates perform certain services for the Registrant. The Registrant has no employees engaged in its operations.

Item 2. Properties
- ------------------

The Registrant no longer owns any physical properties.

Item 3. Legal Proceedings
- -------------------------

The Registrant is not subject to any material pending legal proceedings, nor were any such proceedings terminated during the fourth quarter of 1994.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1994.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
- -------------------------------------------------------------------------
Matters
- -------

As of December 31, 1994, the number of record holders of Limited Partnership Interests of the Registrant was 9,076.

Item 6. Selected Financial Data
- -------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1994        1993        1992        1991        1990
                    ----------  ----------  ----------  ----------  ----------
Total  income       $4,015,548 $ 6,546,864 $ 7,101,418 $10,380,096 $13,136,682
(Loss) before gains
  on sales of assets
  and extraordinary
  items             (1,096,022) (1,430,556) (1,931,410) (3,472,549) (4,655,227)
Net income (loss)    5,330,090   2,634,141   2,822,807  (5,112,413) (2,058,004)
Net income (loss)
  per Limited Part-
  nership Interest       59.79       30.64       32.84      (59.47)     (23.94)
Total assets         8,482,440  19,885,978  29,115,264  50,447,244  68,725,511
Mortgage notes
  payable                 None  17,297,080  25,780,086  46,869,274  60,342,637

Item 7. Management's Discussion and Analysis of Financial Condition and
- -----------------------------------------------------------------------
Results of Operations
- ---------------------

Summary of Operations
- ---------------------

Balcor Equity Properties - XIV (the "Partnership") recognized significantly higher income in 1994 than in 1993 as a result of the gains recognized from the sales of the Partnership's three remaining properties.

The Partnership recognized higher net income in 1992 than in 1993 due to a property sale, gain from forgiveness of debt and a repayment of a wrap-around note receivable in 1992. Net income was also recognized in 1993 in connection with a property sale and a repayment of a wrap-around note receivable. Further discussion of the Partnership's operations is set forth below.

Operations
- ----------

1994 Compared to 1993
- ---------------------

The December 1993 sale of the Village Green Apartments, as well as the sales of the Oak Ridge and Towne Oaks South apartment complexes in September 1994, resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation expense, amortization of deferred expenses, property operating expense, maintenance and repairs, real estate tax expense and property management fees for 1994 as compared to 1993.

Interest income on short-term investments increased during 1994 as compared to 1993 primarily as a result of higher average interest rates and higher average cash balances as a result of the sales proceeds received from the sales of the Oak Ridge and Towne Oaks South apartment complexes.

During December 1993, the purchaser of the Camelot Villas mobile home community repaid the wrap-around note receivable collateralized by the property. The repayment caused interest income on wrap-around and promissory note receivable to cease in 1993 and contributed to the decrease in interest expense on mortgage notes payable during 1994 as compared to 1993. The decrease in interest expense was partially offset by prepayment fees relating to the Towne Oaks South and Belmere apartment complexes' mortgage repayments.

The December 1993 repayment of the General Partner loans caused interest expense on short-term loans to cease during 1994.

During 1994, the Partnership sold its three remaining properties and recognized increased gains on sales of properties in 1994 as compared to 1993.

The gain recognized in connection with the sale of the Belmere Apartments resulted in affiliate's participation in income from joint venture during 1994 as compared to a loss in 1993.

1993 Compared to 1992
- ---------------------

Increases in the rental rates coupled with stable occupancy levels at the Belmere, Oak Ridge, Towne Oaks South and Village Green apartment complexes resulted in an increase in rental income at these properties. However, the sales of the Countryside Village Apartments during February 1992 and the Village Green Apartments in December 1993 led to a slight decrease in rental income for 1993 as compared to 1992.

In September 1992, the purchaser of the American Colony Apartments repaid, at a discount, the wrap-around note receivable collateralized by the property. The repayment is the primary reason interest income on wrap-around and promissory notes receivable and interest expense on mortgage notes payable decreased during 1993 as compared to 1992.

A repayment of a portion of the General Partner loans in the fourth quarter 1992, as well as declining interest rates, resulted in a decrease in interest expense on short-term loans during 1993 as compared to 1992.

Maintenance and repairs expense increased during 1993 as compared to 1992 due to an increase in exterior painting costs and interior improvements at the Towne Oaks South Apartments. This increase was partially offset by a decrease in interior improvements at the Village Green Apartments during 1993, as well as the subsequent sale of Village Green Apartments during the fourth quarter of 1993.

Increases in assessed property valuation and tax rates received from taxing authorities on the Oak Ridge and Belmere apartment complexes, respectively, resulted in an increase in real estate tax expense for 1993 as compared to 1992.

Administrative expenses decreased during 1993 as compared to 1992 due to decreased accounting costs and a decrease in legal fees associated with the foreclosure of the Riverwood Village Apartments in 1992.

The gain recognized in connection with the sale of the Countryside Village Apartments in 1992 resulted in a lower affiliates' participation in losses from joint ventures during 1992 as compared to 1993. During 1992, the affiliate also participated in an extraordinary gain related to the forgiveness of debt on the Countryside Village Apartments.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased substantially as of December 31, 1994 as compared to December 31, 1993. The Partnership's cash flow provided by operating activities was generated primarily from the Partnership's properties, and was partially offset by the payment of administrative expenses. The cash flow provided by investing activities consisted of sales proceeds from the sale of the Oak Ridge, Towne Oaks South and Belmere apartment complexes. These proceeds were partially offset by the payment of brokerage commissions and other selling costs. The net cash flow provided by operating and investing activities were partially used to fund financing activities consisting primarily of the repayment of the mortgage debt on the sold properties, as well as principal payments on mortgage notes payable. Financing activities also included contributions from the joint venture partner and amounts released to the Partnership in connection with the restricted escrow accounts on Towne Oaks South mortgage notes payable.

Pursuant to the Partnership Agreement, when all interests in real estate are sold or otherwise disposed of, the Partnership will be dissolved. As a condition of the Belmere Apartments sale, the Partnership was required to retain $250,000 of the sale proceeds in cash reserves until February 12, 1995. The Partnership made a final distribution to Limited Partners in February 1995 of $8,129,230 ($95.52 per Interest) representing all remaining cash reserves, which included a capital contribution from the General Partner. (See Note 7. of Notes to Financial Statements for additional information.) Subsequently, the General Partner commenced liquidation of the Partnership, and on February 28, 1995, the Partnership's registration under the Securities Exchange Act of 1934 was terminated and the Partnership was dissolved. The General Partner has not received any distribution of Net Cash Receipts or Net Cash Proceeds from the Partnership.

Over the life of the Partnership, investors have received distributions of Net Cash Receipts of $19.75 and Net Cash Proceeds of $225.77, totaling $245.52 per $1,000 Interest, as well as certain tax benefits.

Item 8. Financial Statements and Supplementary Data
- ---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedules in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1994          December 31, 1993
                      ----------------------     -----------------------
                       Financial      Tax        Financial         Tax
                      Statements    Returns      Statements      Returns
                      ----------   ---------     ----------     ---------

Total assets           $8,482,440  $9,327,690    $19,885,978  $14,055,075
Partners' capital
  accounts (deficit):
    General Partner      (361,723)   (362,580)      (603,207)  (2,601,248)
    Limited Partners    8,265,955  17,711,288      3,177,349    8,829,569
Net income (loss):
    General Partner (A)   241,484   2,238,668         26,341    2,211,138
    Limited Partners (A)5,088,606   8,881,719      2,607,800     (605,182)
  Per Limited Partner-
    ship Interest           59.79      104.36          30.64        (7.11)

(A) Tax return amounts include a pro rata share of net long-term capital gain of $11,058,149 and $2,605,798 in 1994 and 1993, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and
- ------------------------------------------------------------------------
Financial Disclosure
- --------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

(a, b, c & e) The Registrant does not have a Board of Directors. However, Balcor Equity Partners-XIV, Inc., the General Partner, does have a Board of Directors. The directors of the General Partner are Thomas Meador and Allan Wood. The term of office as a director of the General Partner is one year. Directors are elected at the annual meeting of stockholders. The names, ages and business experience of the executive officers, directors and significant employees of the General Partner of the Registrant are as follows:

The directors of Balcor Equity Partners-XIV, Inc., the General Partner of the Registrant, are not directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15 (b) of that Act or any company registered as an investment company under the Investment Company Act of 1940. Messrs. Meador and Wood are, however, directors of general partners of two other issuers, which have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.


     TITLE                                         OFFICERS
     -----                                         --------

Chairman, President and Chief           Thomas E. Meador
  Executive Officer
Executive Vice President,               Allan Wood
Chief Financial Officer and
  Chief Accounting Officer
Senior Vice President                   Alexander J. Darragh
First Vice President                    Daniel A. Duhig
First Vice President                    Josette V. Goldberg
First Vice President                    Alan G. Lieberman
First Vice President                    Brian D. Parker
 and Assistant Secretary
First Vice President                    John K. Powell, Jr.
First Vice President                    Reid A. Reynolds
First Vice President                    Thomas G. Selby


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for the
financial and administrative functions.   He is also a Director of The Balcor
Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments. Ms. Goldberg has been designated as a Senior Human Resources Professional
(SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services.
Mr. Selby was responsible for supervising the management of residential properties in the western United States.

(d) There is no family relationship between any of the foregoing officers or directors.

(f) None of the foregoing officers, directors or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.

Item 11. Executive Compensation
- -------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the general partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 7 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Equity Partners-XIV, Inc. and its officers and members of the Board of Directors own as a group the following Limited Partnership Interests of the
Registrant:

                                   Amount
                                Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------

         Limited Partnership
           Interests           150 Interests     Less than 1%

Relatives and affiliates of the officers and members of the Board of Directors of the General Partner own an additional seventy-six Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.


Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

(a & b) See Note 7 of Notes to Financial Statements for additional information relating to transactions with affiliates.

See Note 1 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
- ------------------------------------------------------------------------

(a)
(1 & 2) See Index to Financial Statements and Financial Statement Schedules in this Form 10-K.

(3) Exhibits:

(4) Certificate of Limited Partnership set forth as Exhibit 4.1 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 dated May 6, 1983 (Registration No. 2-81750) and to the Registrant's Registration Statement on Form S-11 dated July 8, 1983 (Registration No. 2-85025) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-11803) are incorporated herein by reference.

(10)(a) Agreement of Sale relating to the sale of Village Green Apartments, St. Louis County, Missouri, previously filed with the Registrant's Current Report on Form 8-K dated June 17, 1993 is incorporated herein by reference.

(10)(b) Agreement of Sale relating to the sale of Oak Ridge Apartments, San Antonio, Texas, previously filed with the Registrant's Current Report on Form 8-K dated June 27, 1994 is incorporated herein by reference.

(10)(c) Agreement of Sale and attachment thereto relating to the sale of Towne Oaks South Apartments, Shreveport, Louisiana, previously filed with the Registrant's Current Report on Form 8-K dated July 13, 1994 is incorporated herein by reference.

(10)(d) Agreement of Sale and attachment thereto relating to the sale of Belmere Apartments, Hillsborough County, Florida, previously filed with the Registrant's Current Report on Form 8-K dated December 28, 1994 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1994 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated December 28, 1994 was filed reporting the Agreement of Sale relating to the Belmere Apartments, Hillsborough County, Florida.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: See Index of Financial Statements and Financial Statement Schedule attached hereto in this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR EQUITY PROPERTIES-XIV


                         By:  /s/Allan Wood
                              ----------------------
                              Allan Wood
                              Executive Vice President, Chief
                              Accounting and Financial Officer and Director (Principal Accounting and Financial
                              Officer) of Balcor Equity Partners-XIV,
                              Inc., the General Partner

Date: March 27, 1995
      ------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date
- ----------------------   -------------------------------      ------------

                         President, Chief Executive
                         Officer (Principal Executive
                         Officer) and Director of
                         Balcor Equity Partners-XIV,
 /s/Thomas E. Meador     Inc., the General Partner           March 27, 1995
- --------------------                                         --------------
 Thomas E. Meador

                         Executive Vice President,
                         Chief Accounting and Financial
                         Officer and Director (Principal
                         Accounting and Financial Officer)
                         of Balcor Equity Partners-XIV, Inc.,
    /s/Allan Wood        the General Partner                 March 27, 1995
- --------------------                                         --------------
     Allan Wood

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Partners' Capital (Deficit), for the years ended December 31, 1994, 1993 and 1992

Statements of Income and Expenses, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1994

Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Equity Properties-XIV:

We have audited the financial statements and the financial statement schedule of Balcor Equity Properties-XIV (An Illinois Limited Partnership) as listed in the index of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the Partnership Agreement provided for the dissolution of the Partnership upon the sale of all its interests in real estate. The Partnership has ceased operations and was dissolved on February 28, 1995.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Properties-XIV at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
February 28, 1995

                           BALCOR EQUITY PROPERTIES-XIV
                         (An Illinois Limited Partnership)

                                   BALANCE SHEETS
                             December 31, 1994 and 1993


                                       ASSETS

                                         1994         1993
                                    ------------- ------------
Cash and cash equivalents           $  8,429,567 $    372,021
Escrow deposits                                       707,045
Accounts and accrued interest
  receivable                              52,873        2,250
Deferred expenses, net of
  accumulated amortization of
  $122,237 in 1993                                    147,787
                                    ------------- ------------
                                       8,482,440    1,229,103
                                    ------------- ------------

Investment in real estate:
  Land                                              3,063,912
  Buildings and improvements                       30,162,805
                                                  ------------
                                                   33,226,717
  Less accumulated depreciation                    14,569,842
                                                  ------------
Investment in real estate, net
  of accumulated depreciation                      18,656,875
                                    ------------- ------------
                                    $  8,482,440 $ 19,885,978
                                    ============= ============


                             LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                    $     36,257 $     43,844
Due to affiliates                         59,783       37,537
Due to affiliate - joint
  venture partner                        482,168
Accrued liabilities, principally
  interest and real estate taxes                      133,844
Security deposits                                      93,662
Mortgage notes payable                             15,697,080
Mortgage note payable - affiliate                   1,600,000
                                    ------------- ------------
    Total liabilities                    578,208   17,605,967

Affiliates' participation
  in joint venture                                   (294,131)
Partners' capital (85,105 Limited
  Partnership Interests issued
  and outstanding)                     7,904,232    2,574,142
                                    ------------- ------------
                                    $  8,482,440 $ 19,885,978
                                    ============= ============

The accompanying notes are an integral part of the financial statements

                        BALCOR EQUITY PROPERTIES-XIV
                      (An Illinois Limited Partnership)

                       STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1994, 1993 and 1992



                                          Partners' Capital Accounts
                                    --------------------------------------
                                                    General      Limited
                                        Total       Partner     Partners
                                    ------------- ------------ -----------
Balance at December 31, 1991        $ (2,882,806)$   (657,776)$(2,225,030)

Net income for the year
  ended December 31, 1992              2,822,807       28,228   2,794,579
                                    ------------- ------------ -----------
Balance at December 31, 1992             (59,999)    (629,548)    569,549

Net income for the year
  ended December 31, 1993              2,634,141       26,341   2,607,800
                                    ------------- ------------ -----------
Balance at December 31, 1993           2,574,142     (603,207)  3,177,349

Net income for the year
  ended December 31, 1994              5,330,090      241,484   5,088,606
                                    ------------- ------------ -----------
Balance at December 31, 1994        $  7,904,232 $   (361,723)$ 8,265,955
                                    ============= ============ ===========


The accompanying notes are an integral part of the financial statements

                           BALCOR EQUITY PROPERTIES-XIV
                         (An Illinois Limited Partnership)

                         STATEMENTS OF INCOME AND EXPENSES
               for the years ended December 31, 1994, 1993 and 1992



                                         1994         1993        1992
                                    ------------- ------------ -----------
Income:
  Rental and service                $  3,889,151 $  6,274,689 $ 6,350,638
  Interest on short-term investments     126,397       27,905      19,945
  Interest on wrap-around
    notes receivable                                  244,270     730,835
                                    ------------- ------------ -----------
      Total income                     4,015,548    6,546,864   7,101,418
                                    ------------- ------------ -----------

Expenses:
  Interest on mortgage notes payable   1,494,110    2,486,315   3,171,973
  Interest on short-term loans                        116,039     215,003
  Depreciation                           898,728    1,608,943   1,671,232
  Amortization of deferred expenses       28,205       52,720      53,685
  Property operating                   1,275,750    1,681,834   1,789,587
  Maintenance and repairs                579,223      874,475     848,029
  Real estate taxes                      324,798      532,896     498,617
  Property management fees               193,334      313,566     317,964
  Administrative                         396,779      387,180     547,540
                                    ------------- ------------ -----------
      Total expenses                   5,190,927    8,053,968   9,113,630
                                    ------------- ------------ -----------

Loss before gains on sales of
  properties, affiliates'
  participation in (income) losses
  from joint ventures and
  extraordinary items                 (1,175,379)  (1,507,104) (2,012,212)

Gains on sales of properties           7,260,202    4,064,697   4,169,112
Affiliates' participation in
  (income) losses from joint venture    (754,733)      76,548      10,563
                                    ------------- ------------ -----------
Income before extraordinary items      5,330,090    2,634,141   2,167,463

Extraordinary items
  Gain on forgiveness of debt                                     776,566
  Affiliate's participation in gain
    on forgiveness of debt                                       (121,222)
                                                               -----------
      Total extraordinary items                                   655,344
                                    ------------- ------------ -----------
Net income                          $  5,330,090 $  2,634,141 $ 2,822,807
                                    ============= ============ ===========
Income before extraordinary items
  allocated to General Partner      $    241,484 $     26,341 $    21,675
                                    ============= ============ ===========
Income before extraordinary items
  allocated to Limited Partners     $  5,088,606 $  2,607,800 $ 2,145,788
                                    ============= ============ ===========
Income before extraordinary items
  per Limited Partnership Interest
  (85,105 issued and outstanding)   $      59.79 $      30.64 $     25.21
                                    ============= ============ ===========
Extraordinary items allocated to
  General Partner                           None         None $     6,553

                                    ============= ============ ===========
Extraordinary items allocated to
  Limited Partners                          None         None $   648,791
                                    ============= ============ ===========
Extraordinary items per Limited
  Partnership Interest (85,105
  issued and outstanding)                   None         None $      7.62
                                    ============= ============ ===========
Net income allocated to
  General Partner                   $    241,484 $     26,341 $    28,228
                                    ============= ============ ===========
Net income allocated to
  Limited Partners                  $  5,088,606 $  2,607,800 $ 2,794,579
                                    ============= ============ ===========
Net income per Limited Partnership
  Interest (85,105 issued
  and outstanding)                  $      59.79 $      30.64 $     32.84
                                    ============= ============ ===========


The accompanying notes are an integral part of the financial statements

                           BALCOR EQUITY PROPERTIES-XIV
                         (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
               for the years ended December 31, 1994, 1993 and 1992


                                         1994         1993        1992
                                    ------------- ------------ -----------
Operating activities:
  Net income                        $  5,330,090 $  2,634,141 $ 2,822,807
  Adjustments to reconcile net
    income to net cash provided by
    or used in operating activities:
      Extraordinary items:
        Gain on forgiveness of debt                              (776,566)
        Affiliate's participation in
         gain on forgiveness of debt                              121,222
      Recognized gains on sales
        of properties                 (7,260,202)  (4,064,697) (4,169,112)
      Affiliates' participation in
        loss from joint venture          754,733      (76,548)    (10,563)
      Depreciation of properties         898,728    1,608,943   1,671,232
      Amortization of deferred
        expenses                          28,205       52,720      53,685
      Payment of accrued interest
        expense                                                  (348,405)
      Net change in:
        Escrow deposits                  625,334     (299,445)    (42,328)
        Accounts and accrued
          interest receivable            (50,623)     167,273     (23,770)
        Accounts payable                  (7,648)    (140,172)   (169,801)
        Due to affiliates                 22,246       (9,727)    (68,640)
        Accrued liabilities             (133,844)      87,317    (282,882)
        Security deposits                (93,662)     (53,771)    (41,064)
                                    ------------- ------------ -----------
  Net cash provided by or used in
    operating activities                 113,357      (93,966) (1,264,185)
                                    ------------- ------------ -----------
Investing activities:
  Additions to properties                                        (292,837)
  Proceeds from sales of properties   26,000,000    8,100,000   6,050,000
  Payment of closing costs relating
    to sales of properties              (862,070)    (243,000)
  Proceeds from prepayment of
    wrap-around notes receivable                    1,651,351   1,438,538
  Collection of principal payments
    on wrap-around notes receivable                 1,000,000   1,250,000
                                    ------------- ------------ -----------
  Net cash provided by
    investing activities              25,137,930   10,508,351   8,445,701
                                    ------------- ------------ -----------
Financing activities:
  Capital contributions from joint
    venture partner - affiliate           21,628       25,514     113,589
  Proceeds from loans
    payable - affiliate                                84,670     315,864
  Repayment of loans
    payable - affiliate                            (3,297,704) (2,376,042)
  Repayment of mortgage
    notes payable                    (15,638,207)  (6,850,000) (4,756,687)
  Repayment of mortgage notes
    payable - affiliate               (1,600,000)    (244,204)   (944,908)
  Principal payments on
    mortgage notes payable               (58,873)    (120,153)   (157,168)
  Principal payments on mortgage
    notes payable - affiliate                                     (38,170)
  Payment of deferred expenses                                    (72,040)
  Release of financing escrows            81,711      238,115     562,742
                                    ------------- ------------ -----------
  Net cash used in financing
    activities                       (17,193,741) (10,163,762) (7,352,820)
                                    ------------- ------------ -----------
Net change in cash and
  cash equivalents                     8,057,546      250,623    (171,304)
Cash and cash equivalents
  at beginning of period                 372,021      121,398     292,702
                                    ------------- ------------ -----------
Cash and cash equivalents
  at end of period                  $  8,429,567 $    372,021 $   121,398
                                    ============= ============ ===========

The accompanying notes are an integral part of the financial statements

                          BALCOR EQUITY PROPERTIES-XIV
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Partnership Agreement and Termination of Partnership Affairs:

The Partnership was organized on January 31, 1983. The Partnership Agreement provides for Balcor Equity Partners-XIV, Inc. to be the General Partner and for the admission of Limited Partners through the sale of up to 100,000 Limited Partnership Interests at $1,000 per Interest, 85,105 of which were sold on or prior to October 21, 1983, the termination date of the offering.

The Partnership Agreement provides that the General Partner will be allocated 1% of the profits and losses. One hundred percent of Net Cash Receipts available for distribution shall be distributed to the holders of Interests. In addition, there shall be accrued for the benefit of the General Partner as its distributive share from operations, an amount equivalent to approximately 1% of the total Net Cash Receipts being distributed which will be paid only out of Net Cash Proceeds.

Generally, when the Partnership sells or refinances its properties, the Net Cash Proceeds resulting therefrom, which are available for distribution, will be distributed only to holders of Interests until they have received an amount equal to their Original Capital plus certain levels of return, as specified by the Partnership Agreement. Only after such returns are made to the Limited Partners will the General Partner receive 20% of remaining Net Cash Proceeds available for distribution. The General Partner's share of Net Cash Proceeds will include its accrued distributive share from Net Cash Receipts. There have been no cash payments made to the General Partner under these provisions.

Pursuant to the Partnership Agreement, when all interests in real estate are sold or otherwise disposed of, the Partnership will be dissolved. As a condition of the Belmere Apartments sale, the Partnership was required to retain $250,000 of the sale proceeds in cash reserves until February 12, 1995. The Partnership made a final distribution to Limited Partners in February 1995 of $8,129,230 ($95.52 per Interest) representing all remaining cash reserves, which included a capital contribution from the General Partner. (See Note 7. of Notes to Financial Statements for additional information.) Subsequently, the General Partner commenced liquidation of the Partnership, and on February 28, 1995, the Partnership's registration under the Securities Exchange Act of 1934 was terminated and the Partnership was dissolved. The General Partner has not received any distribution of Net Cash Receipts or Net Cash Proceeds from the Partnership.

2. Accounting Policies:

(a) As properties were disposed of, the related costs and accumulated depreciation were removed from the respective accounts. Any gain or loss on disposition was recognized in accordance with generally accepted accounting principles.

(b) Deferred expenses consisted of loan commitment fees and loan financing fees which were amortized over the terms of the respective agreements.

(c) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(d) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(e) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated additional income in 1994 for financial statement purposes.

(f) A reclassification has been made to the previously reported 1992 statements in order to provide comparability with the 1994 and 1993 statements. This reclassification has not changed the 1992 results.

3. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1993 consisted of the following:

                                Carrying
Property                        Amount of
Pledged as                      Notes at
Collateral                      12/31/93
- --------------                -------------
Mortgage Notes
  Payable -
  Nonaffiliates:

Apartment
Complexes (A)
- -------------
Belmere                        $ 6,315,175
Oak Ridge                        2,672,000
Towne Oaks South                 6,709,905
                                ----------
    Subtotal                    15,697,080

Mortgage Notes
  Payable -
  Affiliate:

Apartment
Complex (A)
- -----------
Oak Ridge                        1,600,000
                               -----------
    Total                      $17,297,080
                               ===========

(A) During 1994, these properties were sold. (See Note 8 of Notes to Financial Statements for additional information.)

During the years ended December 31, 1994, 1993 and 1992, the Partnership incurred interest expense on mortgage notes payable to non-affiliates of $1,455,794, $2,340,799 and $2,948,858, respectively. The Partnership paid interest of $1,455,794 in 1994, $2,340,799 in 1993 and $3,018,858 in 1992.

4. Management Agreements:

During 1994, prior to their respective sales, the Oak Ridge and Towne Oaks South apartment complexes were managed by Allegiance Realty Group, an affiliate of the General Partner. Belmere Apartments was managed by Allegiance Realty Group for a portion of the year and by a third-party management company at the time of sale. All of the management agreements provided for annual fees of 5% of gross operating receipts.

5. Affiliates' Participation in Joint Ventures:

The Belmere Apartments, which was owned by a joint venture between the Partnership and an affiliated partnership, was sold in December 1994. Profits and losses, including the gain on property sale, were allocated 73.62% to the Partnership and 26.38% to the affiliate. (See Note 8 of Notes to Financial

Statements for additional information.)

The Countryside Village Apartments, which was owned by a joint venture between the Partnership and an affiliated partnership, was sold in February 1992. Profits and losses, including the gain on property sale, were allocated 84.39% to the Partnership and 15.61% to the affiliate. (See Notes 8 and 9 of Notes to Financial Statements for additional information.)

6. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income in 1994 in the financial statements is $5,790,297 less than the taxable income of the Partnership for the same period, including the long-term capital gains.

7. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:
                            Year Ended       Year Ended       Year Ended
                             12/31/94         12/31/93         12/31/92
                          --------------   --------------   --------------
                           Paid   Payable   Paid   Payable   Paid   Payable
                          ------  -------  ------  -------  ------  -------

Property management fees $207,772    None $319,114 $20,362 $322,165 $25,910
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting             54,100 $15,667   35,178   2,931   18,139   1,323
    Data processing        32,342   7,681   34,379   8,574   37,001   3,050
    Investor communica-
      tions                12,501   5,023    9,793     816    8,081     589
    Legal                   7,464   8,234   13,020   1,085   21,048   1,535
    Portfolio management   20,462   2,978   34,661   2,503   29,608   2,159
    Property sales
      administration (A)   21,996    None     None    None    3,427    None
    Other                  17,381  20,200   15,186   1,266   10,206     744

(A) The General Partner elected to forego receipt of real estate commissions related to 1988 and subsequent property sales; in lieu of these commissions, the General Partner is reimbursed by the Partnership for actual expenses incurred in connection with property sales activities.

Since the Limited Partners did not receive distributions in an amount equal to their Original Capital contribution, the General Partner was required to make a final contribution of $363,104 in February 1995 to the Partnership, in accordance with the Partnership Agreement which was included in the Net Cash Proceeds distribution to Limited Partners in February 1995.

In December 1994, a joint venture consisting of the Partnership and an affiliate sold the Belmere Apartments. Pursuant to the sale agreement, the Partnership was required to retain $250,000 in cash reserves from the sale proceeds through February 12, 1995. Subsequently, the joint venture partner received $482,168 in February 1995, representing its share of the sale proceeds and its share of the remaining joint venture cash reserves, net of its fourth quarter capital contribution.

As of December 31, 1992, the Partnership had loans from the General Partner totaling $3,213,034 which were borrowed to fund operating deficits and to meet cash requirements. During 1993, the Partnership borrowed an additional $84,670 and subsequently repaid the loans in full using proceeds from the prepayment of the Camelot Villa wrap-around note receivable, collection of the final payment of the Dunwoody Park Village deferred sale proceeds and proceeds from the sale of the Village Green Apartments. In connection with these loans, the Partnership incurred interest expense of $116,039 and $215,003 and paid interest of $127,993 and $264,323 during 1993 and 1992, respectively. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs.

In February 1992, a joint venture consisting of the Partnership and an affiliate sold the Countryside Village Apartments and used the net proceeds from the sale to repay, at a discount, the second mortgage loan owed to Balcor Real Estate Holdings Inc. ("BREHI"), an affiliate of the General Partner. (See Notes 8 and 9 of Notes to Financial Statements for additional information.) In addition, the Partnership sold the Oak Ridge Apartments in September 1994 and used the net proceeds from the sale to repay the second mortgage loan owed to BREHI. (See Note 8 of Notes to Financial Statements for additional information.)

The Partnership, in connection with its loans payable to BREHI, incurred interest expense of $148,196, $145,516 and $223,115 and paid interest of $162,867, $147,522 and $588,041 during 1994, 1993 and 1992, respectively.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program. The Partnership's premiums to the deductible insurance program were $36,814, $24,296 and $36,445 for 1994, 1993 and 1992, respectively.

8. Property Sales:

During 1994, 1993 and 1992, the Partnership sold the Oak Ridge, Towne Oaks South and Belmere apartment complexes, the Village Green apartment complex and the Countryside Village apartment complex in separate all cash sales for $26,000,000, $8,100,000 and $6,050,000, respectively. From the proceeds of the sales, the Partnership paid $15,638,207, $6,850,000 and $4,756,687 respectively, in full satisfaction of the properties' first mortgage loans, paid $1,600,000 in 1994 and $944,908 in 1992 to an affiliate of the General Partner in full satisfaction of the second mortgage loans and paid brokerage commissions and other selling costs. The basis of these properties totaled $17,758,145, $6,169,406 and $5,577,224, net of accumulated depreciation of $15,468,570 $4,779,592 and $2,890,733, respectively. For financial statement purposes, the Partnership recognized gains of $7,260,202, $1,687,594 and $449,963 from the sales of these properties during 1994, 1993 and 1992, respectively. The affiliated minority joint venture partners share of gain resulting from these sales was $834,090 in 1994 and $70,239 in 1992.

In addition, as a result of the sales of the Dunwoody Park Village apartment complex, the American Colony apartment complex and the Camelot Villa mobile home community during 1991, 1990 and 1989 respectively, the Partnership also recognized deferred gains on the sales of these properties of $2,377,103 and $3,719,149 in 1993 and 1992, respectively.

9. Extraordinary Item:

In February 1992, the joint venture which owned the Countryside Village Apartments repaid, at a discount, the first and second mortgage loans collateralized by the property. Utilizing proceeds of $6,050,000 from the sale of the property, the joint venture paid $4,756,687 to the holder of the first mortgage loan, representing a discount of $713,397 from the outstanding loan balance, which was $5,470,084. The remaining proceeds of $1,293,313 were paid to BREHI as payment of the second mortgage loan. This amount represents a discount of $63,169 from the outstanding balance which consisted of principal of $1,008,077 and deferred interest of $348,405. This transaction produced an extraordinary gain on forgiveness of debt of $776,566, of which $121,222 was the minority joint venture partner's share. (See Note 8 of Notes to Financial Statements for additional information.)

                                      BALCOR EQUITY PROPERTIES-XIV
                                    (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
        Col. A                 Col. B          Col. C                         Col. D
- ---------------------         --------  --------------------    ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership           Subsequent to Acquisition
                                        --------------------    ---------------------------------
                                                   Buildings              Carrying
                               Encum-               and Im-    Improve-     Costs       Reduction
     Description               brances    Land    provements     ments       (a)        of Basis
- ---------------------          -------  -------- ------------  ---------  ---------    ----------
Belmere Apartments,
  210-units in Hills-
  borough County, FL             (c)  $1,260,000  $10,069,785      None   $12,376  $(3,463,639)(d,e)

Oak Ridge Apartments,
  216-units in San
  Antonio, TX                    (c)     841,000    6,645,525      None    14,303   (1,396,000)(e)

Towne Oaks South
  Apartments, 470-units
  in Shreveport, LA              (c)   1,500,000   17,428,355  $292,837   $22,175
                                      ----------  -----------  --------   -------  -----------



                                      $3,601,000  $34,143,665  $292,837   $48,854  $(4,859,639)
                                      ==========  ===========  ========   =======  ===========

See notes (a) through (j).

                                      BALCOR EQUITY PROPERTIES-XIV
                                    (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
                                               (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
- -------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                                                                                            ciation in
                                     Buildings               Accumulated   Date     Date   Latest Income
                                      and Im-       Total     Deprecia-   of Con-   Acq-     Statement
    Description             Land    provements       (b)       tion(b)   struction  uired   is Computed
- -------------------      --------- -----------  ----------- -----------  ---------- ----- --------------
Belmere Apartments,
  210-units in Hills-
  borough County, FL (j)      None        None         None        None     1984    12/84       (f)

Oak Ridge Apartments,
  216-units in San
  Antonio, TX (h)             None        None         None        None     1982    12/83       (f)

Towne Oaks South
  Apartments, 470-units
  in Shreveport, LA (i)       None        None         None        None      (g)    7/83        (f)
                        ---------- -----------   ----------  ----------


                              None        None         None        None
                        ========== ===========  =========== ===========

See notes (a) through (j).

                          BALCOR EQUITY PROPERTIES-XIV
                       (An Illinois Limited Partnership)

                             NOTES TO SCHEDULE III

(a) Consists of legal fees, appraisal fees, title costs and other related professional fees.

(b)                      Reconciliation of Real Estate
                         -----------------------------

                                       1994         1993         1992
                                    ----------   ----------   ----------

     Balance at beginning of year   $33,226,717  $44,175,715  $65,177,319

       Additions during year:
         Improvements                      None         None      292,837

       Deductions during year:
         Foreclosure of investment
           property                        None         None  (12,826,484)
         Reduction of basis due to
           foreclosure of property         None         None         None
         Cost of real estate sold   (33,226,717) (10,948,998)  (8,467,957)
                                    -----------  -----------  -----------
                                           None  $33,226,717  $44,175,715
                                    ===========  ===========  ===========

                   Reconciliation of Accumulated Depreciation
                   ------------------------------------------

                                       1994         1993         1992
                                    ----------   ----------   ----------
     Balance at beginning of year   $14,569,842  $17,740,491  $23,140,559

     Depreciation expense for
       the year                         898,728    1,608,943    1,671,232
     Accumulated depreciation of
       foreclosed investment
        property                           None         None   (4,180,567)
     Accumulated depreciation
       of real estate sold          (15,468,570)  (4,779,592)  (2,890,733)
                                    -----------  -----------  -----------

     Balance at close of year              None  $14,569,842  $17,740,491
                                   ============  ===========  ===========

(c) See description of mortgage notes payable in Note 3 of Notes to Financial Statements.

(d) Guaranteed income earned on properties under the terms of certain management and guarantee agreements was recorded by the Partnership as a reduction of the basis of the property to which the guaranteed income related.

(e) A reduction of basis was made to write down the property to its December 31, 1988 mortgage liability balance.

(f) Depreciation expense was computed based upon the following estimated useful lives:
                                                     Years
                                                     -----

               Buildings and improvements           20 to 30
               Furniture and fixtures                  5

(g) This apartment complex was completed in three phases in 1969, 1974 and 1977.

(h) In September 1994, this property was sold. (See Note 8 of Notes to Financial Statements for additional information.)

(i) In September 1994, this property was sold. (See Note 8 of Notes to Financial Statements for additional information.)

(j) In December 1994, this property was sold. (See Note 8 of Notes to Financial Statements for additional information.)