Form 10-K/A
period 1993-12-31
BALCOR EQUITY PROPERTIES XIV
filed 1995-04-04
CIK 714913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

Commission file number 0-11803
                       -------

                          BALCOR EQUITY PROPERTIES-XIV
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Illinois                                      36-3236496
- - -------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                         60077-9894
- - ----------------------------------------             -------------------
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

Item 1. Business
- - ----------------

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

Pursuant to the Partnership Agreement, when all interests in real estate are disposed of, the Registrant will be dissolved. As a result, the General Partner commenced liquidation of the Registrant. On February 28, 1995 the Registrant was dissolved, and on March 29, 1995 the Registrant's registration under the Securities Exchange Act of 1934 was terminated.

The officers, directors and employees of Balcor Equity Partners-XIV, Inc., the General Partner of the Registrant, and its affiliates perform certain services for the Registrant. The Registrant has no employees engaged in its operations.

Item 7. Management's Discussion and Analysis of Financial Condition and
- - -----------------------------------------------------------------------
Results of Operations
- - ---------------------

Summary of Operations
- - ---------------------

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

Operations
- - ----------

1994 Compared to 1993
- - ---------------------

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

During December 1993, the purchaser of the Camelot Villas mobile home community repaid the wrap-around note receivable collateralized by the property. The repayment caused interest income on wrap-around and promissory notes receivable to cease in 1993 and contributed to the decrease in interest expense on mortgage notes payable during 1994 as compared to 1993.

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

1993 Compared to 1992
- - ---------------------

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

Liquidity and Capital Resources
- - -------------------------------

The cash position of the Partnership increased substantially as of December 31, 1994 as compared to December 31, 1993. The Partnership's cash flow provided by operating activities was generated primarily from the Partnership's properties, and was partially offset by the payment of administrative expenses. The cash flow provided by investing activities consisted of sales proceeds from the sale of the Oak Ridge, Towne Oaks South and Belmere apartment complexes. These proceeds were partially offset by the payment of brokerage commissions and other selling costs. The net cash flow provided by operating and investing activities were partially used to fund financing activities consisting primarily of the repayment of the mortgage debt on the sold properties, as well as principal payments on mortgage notes payable. Financing activities also included contributions from the joint venture partner and amounts released to the Partnership in connection with the restricted escrow accounts on the Towne Oaks South mortgage note payable.

Pursuant to the Partnership Agreement, when all interests in real estate are sold or otherwise disposed of, the Partnership will be dissolved. As a condition of the Belmere Apartments sale, the Partnership was required to retain $250,000 of the sale proceeds in cash reserves until February 12, 1995. The Partnership made a final distribution to Limited Partners in February 1995 of $8,129,230 ($95.52 per Interest) representing all remaining cash reserves, which included a capital contribution from the General Partner. (See Note 7. of Notes to Financial Statements for additional information.) Subsequently, the General Partner commenced liquidation of the Partnership. On February 28, 1995 the Partnership was dissolved, and on March 29, 1995 the Partnership's registration under the Securities Exchange Act of 1934 was terminated. The General Partner has not received any distribution of Net Cash Receipts or Net Cash Proceeds from the Partnership.

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

Pursuant to the Partnership Agreement, when all interests in real estate are sold or otherwise disposed of, the Partnership will be dissolved. As a condition of the Belmere Apartments sale, the Partnership was required to retain $250,000 of the sale proceeds in cash reserves until February 12, 1995. The Partnership made a final distribution to Limited Partners in February 1995 of $8,129,230 ($95.52 per Interest) representing all remaining cash reserves, which included a capital contribution from the General Partner. (See Note 7. of Notes to Financial Statements for additional information.) Subsequently, the General Partner commenced liquidation of the Partnership, and on February 28, 1995 the Partnership was dissolved. The General Partner has not received any distribution of Net Cash Receipts or Net Cash Proceeds from the Partnership.

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

3. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1993 consisted of the following:

                                Carrying
Property                        Amount of
Pledged as                      Notes at
Collateral                      12/31/93
- - --------------                -------------
Mortgage Notes
  Payable -
  Nonaffiliates:

Apartment
Complexes (A)
- - -------------
Belmere                        $ 6,315,175
Oak Ridge                        2,672,000
Towne Oaks South                 6,709,905
                                ----------
    Subtotal                    15,697,080

Mortgage Notes
  Payable -
  Affiliate:

Apartment
Complex (A)
- - -----------
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