Form 10-Q
period 1995-02-28
BALCOR EQUITY PROPERTIES XIV
filed 1995-04-14
CIK 714913

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 1995
                               ------------------
                                       OR

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

                                   BALANCE SHEETS
                      February 28, 1995 and December 31, 1994
                                    (Unaudited)

                                        ASSETS
                                                   1995           1994
                                              -------------- -------------
Cash and cash equivalents                                    $  8,429,567
Accounts and accrued interest receivable                           52,873
                                              -------------- -------------
                                                       None  $  8,482,440
                                              ============== =============

                          LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                                             $     36,257
Due to affiliates                                                  59,783
Due to affiliate - joint venture partner                          482,168
                                                             -------------
    Total liabilities                                             578,208

Partners' capital (85,105 Limited Partnership
  Interests issued and outstanding)                             7,904,232
                                              -------------- -------------
                                                       None  $  8,482,440
                                              ============== =============


        The accompanying notes are an integral part of the financial statements

                              BALCOR EQUITY PROPERTIES-XIV
                            (An Illinois Limited Partnership)

                            STATEMENTS OF INCOME AND EXPENSES
                        for the period ended February 28, 1995 and
                             the quarter ended March 31, 1994
                                       (Unaudited)


                                                   1995           1994
                                              -------------- -------------
Income:
  Rental and service                                         $  1,174,042
  Interest on short-term investments          $      79,660         3,837
                                              -------------- -------------
      Total income                                   79,660     1,177,879
                                              -------------- -------------

Expenses:
  Interest on mortgage notes payable                              439,356
  Depreciation                                                    290,540
  Amortization of deferred expenses                                 9,511
  Property operating                                              484,384
  Real estate taxes                                               110,491
  Property management fees                                         59,429
  Administrative                                    217,766       153,515
                                              -------------- -------------
      Total expenses                                217,766     1,547,226
                                              -------------- -------------

Loss before recognized gains on sales of
  properties and affiliates' participation
  in loss from joint venture                       (138,106)     (369,347)

Affiliate's participation in loss
  from joint venture                                               23,806
                                              -------------- -------------
Net loss                                      $    (138,106) $   (345,541)
                                              ============== =============
Net loss allocated to General Partner         $      (1,381) $     (3,455)
                                              ============== =============
Net loss allocated to Limited Partners        $    (136,725) $   (342,086)
                                              ============== =============
Net loss per Limited Partnership
  Interest (85,105 issued and outstanding)    $       (1.61) $      (4.02)
                                              ============== =============
Distributions to Limited Partners             $   8,129,230          None
                                              ============== =============
Distributions per Limited Partnership
  Interest (85,105 issued and outstanding)    $       95.52          None
                                              ============== =============

        The accompanying notes are an integral part of the financial statements

                             BALCOR EQUITY PROPERTIES-XIV
                           (An Illinois Limited Partnership)

                                STATEMENTS OF CASH FLOWS
                        for the period ended February 28, 1995 and
                             the quarter ended March 31, 1994
                                      (Unaudited)


                                                   1995           1994
                                              -------------- -------------
Operating activities:
  Net loss                                    $    (138,106) $   (345,541)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Affiliates' participation in loss
        from joint venture                                        (23,806)
      Depreciation of properties                                  290,540
      Amortization of deferred expenses                             9,511
      Net change in:
        Escrow deposits                                           (40,808)
        Accounts and accrued interest
          receivable                                 52,873         1,000
        Accounts payable                            (36,257)      (27,707)
        Due to affiliates                           (59,783)       48,235
        Accrued liabilities                                        23,964
        Security deposits                                          (4,123)
                                              -------------- -------------
  Net cash used in operating activities            (181,273)      (68,735)
                                              -------------- -------------

Financing activities:
  Distribution to joint venture - affiliate        (482,168)
  Contribution from General Partner                 363,104
  Distribution to Limited Partners               (8,129,230)
  Principal payments on mortgage notes
    payable                                                       (17,459)
  Release of financing escrows                                     62,845
                                              -------------- -------------
  Net cash used in or provided by
    financing activities                         (8,248,294)       45,386
                                              -------------- -------------
Net change in cash and cash equivalents          (8,429,567)      (23,349)

Cash and cash equivalents at beginning
  of period                                       8,429,567       372,021
                                              -------------- -------------
Cash and cash equivalents at end of period             None  $    348,672
                                              ============== =============


        The accompanying notes are an integral part of the financial statements

                          BALCOR EQUITY PROPERTIES-XIV
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Termination of Partnership Affairs:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the sale by the Partnership of all interests in real estate. During 1994, the Partnership sold its three remaining interests in properties, the last of which was sold in December 1994. As a result, the General Partner commenced liquidation of the Partnership, and in February 1995, a final Net Cash Proceeds distribution totaling $8,129,230 ($95.52 per Interest) was paid to holders of Limited Partnership Interests representing all remaining cash reserves of the Partnership. On February 28, 1995, the Partnership was dissolved and on March 29, 1995 the Partnership's registration under the Securities Exchange Act of 1934 was terminated.


2. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the period ended February 28, 1995, and all such adjustments are of a normal and recurring nature.

3. Interest Expense:

During the quarter ended March 31, 1994, the Partnership incurred and paid interest expense on mortgage notes payable to non-affiliates of $397,356.

4. Transactions with Affiliates:

Expenses paid by the Partnership to affiliates during the period ended February 28, 1995 are $114,571.

In December 1994, the joint venture consisting of the Partnership and an affiliate sold the Belmere Apartments. As a result, the joint venture partner received $482,168 in February 1995, representing its share of the sale proceeds and the remaining joint venture cash reserves, net of its fourth quarter capital contribution.

Since the Limited Partners did not receive distributions in an amount equal to their Original Capital contribution, the General Partner was required to make a final contribution of $363,104 in February 1995 to the Partnership which was included in the Net Cash Proceeds distribution to Limited Partners in February 1995, in accordance with the Partnership Agreement.

As of March 31, 1994, a second mortgage loan of $1,600,000 on the Oak Ridge Apartments remained outstanding with Balcor Real Estate Holdings, Inc., an affiliate of the General Partner. In connection with this loan, the Partnership incurred interest expense of $42,000 during the quarter ended March 31, 1994. Interest expense of $56,671 was payable as of March 31, 1994. This loan was repaid in September 1994.

                          BALCOR EQUITY PROPERTIES-XIV
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


The Partnership Agreement for Balcor Equity Properties - XIV (the
"Partnership") provides for dissolution of the Partnership upon the sale of all its interests in real estate. As a result, the General Partner commenced liquidation of the Partnership. On February 28, 1995, the Partnership was dissolved and on March 29, 1995 the Partnership's registration under the Securities Exchange Act of 1934 was terminated.

Summary of Operations
- ---------------------

Since the Partnership disposed of its remaining interests in three properties during 1994, substantially all of the Partnership's operations had ceased as of December 31, 1994. As a result, the net loss for 1995 decreased as compared to 1994.

Liquidity and Capital Resources
- -------------------------------

The Partnership received proceeds in connection with the sales of its three remaining properties in 1994. After reserving amounts necessary to pay any outstanding liabilities and settle the affairs of the Partnership, the General Partner used these sales proceeds, along with a contribution from the General Partner and all remaining cash reserves, to make a liquidating Net Cash Proceeds distribution to holders of Limited Partnership Interests of $8,129,230 ($95.52 per Interest) in February 1995. There will be no further distributions to the Limited Partners. The General Partner has not received any distribution of Net Cash Receipts or Net Cash Proceeds from the Partnership.

Over the life of the Partnership, investors have received distributions of Net Cash Receipts of $19.75 and Net Cash Proceeds of $225.77, totaling $245.52 per $1,000 Interest, as well as certain tax benefits.

                          BALCOR EQUITY PROPERTIES-XIV
                       (An Illinois Limited Partnership)


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

(27) Financial Data Schedule of the Registrant for the period ending February 28, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the period ended February 28, 1995.

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



                              By: /s/Brian D. Parker
                                  ------------------------------
                                  Brian D. Parker
                                  Chief Financial Officer and
                                  Assistant Secretary
                                  (Principal Accounting and Financial
                                  Officer) of Balcor Equity Partners-XIV,
                                  Inc., the General Partner



Date: April 4, 1995
      --------------------------